Form 10-Q
period 2009-07-31
Eco Energy Pumps, Inc.
filed 2009-09-30
CIK 1458725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: July 31, 2009

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

(775) 284-3713

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

Non-accelerated filer [   ]           Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 31, 2009, the registrant had 9,552,500 shares of common stock, $0.001 par value, issued and outstanding.

Index

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2009

BALANCE SHEET

STATEMENT OF OPERATION

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

BALANCE SHEET

	July 31, 2009	January 31, 2009 (Audited)

ASSETS
Trust Account	815	4,230
CURRENT ASSETS	815	4,230
TOTAL ASSETS	$ 815	$ 4,230

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued Expenses	5,000	4,500
Loans from Related Party	1,295	-
TOTAL CURRENT LIABILITIES	$ 6,295	$ 4,500

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,552,500 (9,300,000 in Jan 31 2009) shares of common stock	9,552	9,300
Additional Paid in Capital	4,798	-
Subscription Receivable	(4,300)	(3,005)
Accumulated Deficit during development stage	(15,530)	(6,565)
TOTAL STOCKHOLDER’S EQUITY/(DEFICIT)	$ (5,480)	$ (270)
TOTAL LIABILITES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$ 815	$ 4,230

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	Three months to July 31, 2009	Nine months to July 31, 2009	Cumulative results of operations from October 14, 2008 (date of inception) to July 31, 2009
REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Professional Fees	$ (3,000)	$ (13,000)	$ (13,000)
Office and general	-	(2,530)	(2,530)

NET LOSS	$ (3,000)	$ (15,530)	$ (15,530)

Provision for income taxes	$ -	$ -	$ -
NET LOSS, after taxes	$ (3,000)	$ (15,530)	$ (15,530)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	9,409,575	9,409,575

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (October 14, 2008) TO July 31, 2009

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- October 14, 2008	9,300,000	$ 9,300	$ -	$ (3,005)	$ -	$ 6,295
- Jun 2009	252,500	252	4,798			5,050
- Jun 2009				(1,295)		(1,295)
Net Loss for the period ended July 31, 2009	-	-	-	-	(15,530)	(15,530)

Balance, July 31, 2009	9,552,500	9,552	4,798	(4,300)	(15,530)	(5,480)

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Three Months to July 31, 2009	Nine Months to July 31, 2009	October 14, 2008 (date of inception) to July 31, 2009

OPERATING ACTIVITIES
Net loss	$ (3,000)	$ (15,530)	$ (15,530)
Loans to related party	1,295	1,295	1,295
Accrued Expenses	(2,000)	5,000	5,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,705)	(9,235)	(9,235)

FINANCING ACTIVITIES
Common Shares	5,050	14,350	14,350
Subscription Receivable	(1,295)	(4,300)	(4,300)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,755	10,050	10,050

NET INCREASE (DECREASE) IN CASH	50	815	815

CASH, BEGINNING OF PERIOD	765	-	-

CASH, END OF PERIOD	$ 815	$ 815	$ 815

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ECO ENERGY PUMPS, INC. (“Company”) is in the initial development stage and has incurred losses since inception totalling $15,530.  The Company was incorporated on October 14, 2008 in the State of Nevada and established a fiscal year end of October 31.  The Company is a development stage company organized to develop a very efficient water pump powered by solar energy. Its main differential will be the exclusive rotary style positive flow pump, which will be able to pump water continually with no waste of energy.

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

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).

The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).

Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

This FSP amends the other-than-temporary impairment guidance in U.S.

GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of July 31, 2009, the Company had issued 9,300,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,300 and 252,500 shares at $0.02 per share for $5,050

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

July 31, 2009

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of July 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

ECO ENERGY PUMPS, INC. ("Eco Energy Pumps", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on October 14, 2008.  The Company is a development stage company that intends to develop an efficient water pump powered by solar energy with an exclusive pump design. This product will be economical, portable and versatile; excellent for using in farms, irrigation, livestock watering and locations without power lines in general, such as remote homes and villages. It will be capable of pumping water from no matter how deep.

Its main differential will be the exclusive rotary style, positive flow pump, which will be able to pump water continually with little waste of energy.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended July 31, 2009 we had $815 of cash on hand. During the quarter ended July 31, 2009 we incurred operating expenses in the amount of $3,000 and the total amount for the period ended July 31, 2009 was $15,530. These operating expenses were comprised of professional fees and office and general expenses.

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

Over the 12 month period starting upon the end of the sale of our stock, our company must raise capital and start its sales. The first stage of our operations over this period is to develop the prototype of our exclusive solar pump system and make all the adjustments necessary to assure high quality. We expect to complete this step within 120 days of the end of the sale of our stock.

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

If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

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

As of July 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as July 31, 2009 and communicated the matters to our management.

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

Dated:  September 29, 2009

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

Dated:  September 29, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the three-month period ending July 31, 2009 of ECO ENERGY PUMPS, INC., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, John David Palmer, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  September 29, 2009