Form 10-K
period 2009-10-31
Eco Energy Pumps, Inc.
filed 2010-04-16
CIK 1458725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	October 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-158203

Eco Energy Pumps, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-3550371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)	(775) 284-3713

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of  October 31, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $14,350.

TABLE OF CONTENTS

                                                                                   Page

                                                                                                         Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	28

PART 1

Item 1: Business

Overview

ECO ENERGY PUMPS, INC. (“Eco Energy Pumps, “we”, “the Company”) was incorporated in the State of Nevada on October 14th, 2008, and has a fiscal year end of October 31. We are a development-stage Company that intends to develop an efficient water pump powered by solar energy with an exclusive pump design. This product will be economical, portable and versatile; excellent for using in farms, irrigation, livestock watering and locations without power lines in general, such as remote homes and villages. It will be capable of pumping water from no matter how deep.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

General

Eco Energy Pumps, Inc. plans to produce a water pump that will also be a clean and simple alternative to fuel-burning generators and windmills for locations without power lines. Our pumps will require no fuel deliveries and simple maintenance (4 to 5 years). A solar pump delivers the most water when it is needed the most: when the weather is sunny and dry.

We have not yet entered into any agreements to manufacture our products yet.

Our president and director has invested $9,300 in the Company. A total of 33 other investors have invested a further $5,050 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Over the 12 month period starting upon the end of the sale of our stock, our company must raise capital and start its sales. The first stage of our operations over this period is to develop the prototype of our exclusive solar pump system and make all the adjustments necessary to assure high quality. We expect to complete this step within 120 days after we raise enough capital.

The second stage is to develop our company’s website with detailed information and animated demonstrations of our unique pump system. We expect to complete this step in 180 days after we raise enough capital.

The third stage consists in our product Marketing and Sales campaign including: finding a storage space and buying pump supplies; exposition in Trade Shows across North America; distribution of flyers and brochures and demonstration of our products to non-governmental and governmental Institutions that are funding the development of extraction and delivery of water and sanitation in Africa and in development stage countries in general. We expect to be fully operational within 360 days after we raise enough capital.

The Company has raised $5,050 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of October 31, 2009 the Company had thirty-three (33) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our October 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “October 31, 2009 Audited Financial Statements - Auditors Report.”

As of October 31, 2009, Eco Energy Pumps had $2,799 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Eco Energy Pumps is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Eco Energy Pumps having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Eco Energy Pumps is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Eco Energy Pumps cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Eco Energy Pumps common stock would lose all of their investment.

The development and marketing of our products will start over the next 12 months. Eco Energy Pumps does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended October 31, 2009.  As of the fiscal year ended October 31, 2009 we had $2,799 of cash on hand in the bank. We incurred operating expenses in the amount of $21,651 in the fiscal year ended October 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $22,946.

Eco Energy Pumps has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $8,000 over this same period. The officer and director, John David Palmer has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eco Energy Pumps Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Eco Energy Pumps Inc. (A Development Stage Company) as of October 31, 2009 and October 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2009 and October 31, 2008 and since inception on October 14, 2008 through October 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Energy Pumps Inc. (A Development Stage Company) as of October 31, 2009 and October 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2009 and October 31, 2008 and since inception on October 14, 2008 through October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $20,751 an accumulated deficit of $22,046, working capital deficit of $7,696 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 9, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2009

BALANCE SHEET

STATEMENT OF OPERATION

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

BALANCE SHEET

October 31, 2009 (Audited)

ASSETS
Trust Account	2,799
CURRENT ASSETS	2,799
TOTAL ASSETS	$ 2,799

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued Expenses	9,400
Loans from Related Party	1,995
TOTAL CURRENT LIABILITIES	$ 11,395

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,552,500 (9,300,000 in Oct 31, 2008) shares of common stock	9,552
Additional Paid in Capital	4,798
Subscription Receivable	-
Accumulated Deficit during development stage	(22,946)
TOTAL STOCKHOLDER’S EQUITY/(DEFICIT)	$ (8,596)
TOTAL LIABILITES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$ 2,799

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

Audited

	Twelve months to October 31, 2009	Cumulative results of operations from October 14, 2008 (date of inception) to October 31, 2009
REVENUE	$ -	$ -

OPERATING EXPENSES
General and Administration	$ (21,651)	$ (22,946)

NET LOSS	$ (21,651)	$ (22,946)

Provision for income taxes	$ -	$ -
NET LOSS, after taxes	$ (21,651)	$ (22,946)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	9,388,697

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (October 14, 2008) TO October 31, 2009

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- November 6, 2008	9,300,000	$ 9,300	$ -	$ (4,300)	$ -	$ 5,000
Common stock issued at $0.02 per share.
- June 29, 2009	252,500	252	4,798			5,050
Subscription Received				4,300		4,300
Net Loss for the period ended October 31, 2009	-	-	-	-	(22,946)	(22,946)

Balance, October 31, 2009 (Audited)	9,552,500	9,552	4,798	-	(22,946)	(8,596)

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

Audited

	Twelve Months to October 31, 2009	October 14, 2008 (date of inception) to October 31, 2009

OPERATING ACTIVITIES
Net loss	$ (21,651)	$ (22,946)
Expense paid by Shareholder	-	1,295
Accrued Expenses	9,400	9,400
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,251)	(12,251)

FINANCING ACTIVITIES
Common Shares	14,350	14,350
Loans from related party	700	700

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,050	15,050

NET INCREASE (DECREASE) IN CASH	2,799	2,799

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ 2,799	$ 2,799

Supplemental Non-Cash Disclosures:

Expense Paid by Shareholder	$ -	$ 1,295

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ECO ENERGY PUMPS, INC. (“Company”) is in the initial development stage and has incurred losses since inception totalling $22,946.  The Company was incorporated on October 14, 2008 in the State of Nevada and established a fiscal year end of October 31.  The Company is a development stage company organized to develop a very efficient water pump powered by solar energy. Its main differential will be the exclusive rotary style positive flow pump, which will be able to pump water continually with no waste of energy.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Advertising

The company expenses advertising as incurred.  The company has had no advertising since inception.

Recent Accounting Pronouncements

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31,

2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does has cash in trust but no material assets, the Company has had a loss from operations of $21,651 an accumulated deficit of $22,946, working capital deficit of $8,596 and has earned no revenues since inception nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 3 – GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of October 31, 2009, the Company had issued 9,300,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,300 and 252,500 shares at $0.02 per share for $5,050

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825 , the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of October 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

In June, 2009 the company received $5,050  for the issues of 252,000 share at $0.02

NOTE 6 – INCOME TAXES

For the periods ended October 31, 2009, and October 31, 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At October 31, 2009, the Company had approximately $22946 federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2028 for federal purposes and in 2029 for California purposes.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 6 – INCOME TAXES (continued)

The components of the Company’s deferred tax assets/liabilities are as follows:

	As of October 31
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	22,946	1.295
Total deferred tax assets	22,946	1,295

Net deferred tax assets before valuation allowance	22,946	1,295
Less: Valuation allowance	(22,946)	(1,295)
Net deferred tax assets	$ 0	$ 0

NOTE 7 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through March 25, 2010, the date which the financial statements were available to be issued.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of October 31, 2009, the Company received advances from a Director in the amount of $1,995. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

NOTE 9 - RESTATEMENT NOTE

Due to an accounting error, the Company has restated its Balance Sheets as at April 30, 2009 and July 30, 2009.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

NOTE 9 - RESTATEMENT NOTE (continued)

	YEAR ENDED APRIL 30, 2009
CURRENT LIABILITIES	ORIGINAL	CORRECTION	RESTATED
Accrued Expenses	7,000	300	7,300
Accumulated Deficit	(12,530)	(300)	(12,830)
	YEAR ENDED JULY 30, 2009
CURRENT LIABILITIES	ORIGINAL	CORRECTION	RESTATED
Accrued Expenses	5,000	600	5,600
Accumulated Deficit	(15,530)	(600)	(16,130)

The company had omitted to accrue Edgarising Fees of $300 in each of the two above periods.

The date of issuance of 9,300 shares of Common Stock was previously stated as at October 14, 2008 instead of November 6, 2008

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Seale and Beers, CPAs, PCAOB & CPAB Registered Auditors, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer.  Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company.  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of October 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2009 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. John David Palmer has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of John David Palmer, the Company’ sole officer and a director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
John David Palmer	57	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

John David Palmer has held his offices/positions since inception of our company. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

John David Palmer

Mr. Palmer has over 25 years of sales, marketing and management experience in Information Technology, manufacturing and service industries.  His strong business background was honed over the past 15 years in senior management positions.

As VP of Marketing for the past 6 years with Morgan and Associates, an accounting/consulting firm primarily involved in evaluating new business opportunities.  Mr. Palmer has acquired extensive knowledge of new technologies in hydraulic mixing systems, Fuel Cell applications, solar and wind power generators, salt water pool chlorination systems, etc. Mr. Palmer advised new and existing technology companies on various investment options, from Seed Capital or Equity partners to Mezzanine financing.  Numerous roll-up acquisition strategies were funded through the introduction to private equity firms whose focus was to pursue investments in mid market later stage companies with the goal of building value through opportune acquisitions.

From 1998 to 2001, Mr. Palmer was Director of Sales and Customer Service for NBS Technologies, a Visa and MasterCard certified manufacturer of credit and debit cards for Canadian banks, retail and various other financial institutions.  Mr. Palmer inherited a sales team that had recently lost two reps in the prime markets of Toronto and Montreal and had a poor internal relationship with their production department.  Mr. Palmer hired two senior sales reps to replace the individuals that had departed and joined the competition.  Despite the time lost due to the hiring and training of new reps, revenue in the first year dropped by only 4% year over year.  Revenue in the second year increased almost 15% with a renewed relationship with clients and internal departments.

From 1994 to 1998, Mr. Palmer held the dual role at Banyan Systems of Canadian Marketing Manager and Channel Manager.  By hiring a new PR Agency and involvement in a rigorous trade show calendar, Banyan’s visibility in the Canadian end-user market was greatly enhanced, resulting in revenue increases of approximately 20% each year.  Creating innovative programs for the channel partners in Canada and closely managing their training and on-going support solidified the solid relationship between Banyan and their channel partners.

From 1988 to 1994, Mr. Palmer was the Regional Sales Manager for C.Itoh Electronics, a Japanese printer/terminal manufacturer.  By closely managing both regional and national accounts in Ontario, Mr. Palmer and his staff maintained revenue growth consistent with Senior Management’s expectations.  Managing various co-op and MDF fund programs along with an aggressive trade-show campaign grew the base of resellers and solidified the relationship between the resellers and C.Itoh.

Mr. Palmer is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current director and officer. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer.

Family Relations

There are no family relationships among the Directors and Officers of Eco Energy Pumps, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer of the Company is involved in any bankruptcy petition by or against any business in which he is a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer. Our executive officer has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John David Palmer, 2665 Windwood Drive, Suite 208 Mississauga, Ontario, Canada L5N 2P2	9,300,000	69.9%
	All Beneficial Owners as a Group (1 person)	9,300,000	69.9%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Palmer anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended October 31, 2009 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements. For the fiscal year ended October 31, 2008, review of the financial statements for the periods ended April 30, 2009 and July 31, 2009; we incurred approximately $3,000 in fees to our independent accountants.

During the fiscal year ended October 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1 Consent of SEALE and BEERS, CPAs, PCAOB & CPAB REGISTERED AUDITORS

31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1  Section 1350 Certification of Chief Executive Officer

32.2  Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Eco Energy Pumps, Inc.

BY:      /s/ John David Palmer

 ----------------------

John David Palmer

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  April 14, 2010

Exhibit 31.1

CERTIFICATION

I, John David Palmer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Eco Energy Pumps, Inc. for the fiscal year ended October 31, 2009;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting  (as defined in Exchange Act  Rules 13a-15(f) and 15d-15(f))for the registrant and have:

a) designed such disclosure controls and procedures, or caused such internal control over financial report to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period cover by this report based on such evaluation; and

d)    disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date:  April 14, 2010

/s/ John David Palmer

------------------------------

John David Palmer

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the period ended October 31, 2009 of Eco Energy Pumps, Inc., a Nevada corporation (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, John David Palmer, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Annual Report fully complies with the requirements of Section 13(a) or15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 14, 2010

/s/ John David Palmer

 -------------------------------

John David Palmer

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director