Form 10-Q
period 2010-04-30
Eco Energy Pumps, Inc.
filed 2010-06-14
CIK 1458725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-158203

ECO ENERGY PUMPS, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3550371
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 30, 2010, the registrant had 9,552,500 shares of common stock, $0.001 par value, issued and outstanding.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATION

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

BALANCE SHEETS

	April 30, 2010	October 31, 2009 (Audited)

ASSETS
Trust Account	299	2,799
CURRENT ASSETS	299	2,799
TOTAL ASSETS	$ 299	$ 2,799

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued Expenses	14,135	9,400
Loans from Related Party	2,995	1,995
TOTAL CURRENT LIABILITIES	$ 17,130	$ 11,395

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,552,500 shares of common stock	9,552	9,552
Additional Paid in Capital	4,798	4,798
Accumulated Deficit during development stage	(31,181)	(22,946)
TOTAL STOCKHOLDER’S EQUITY/(DEFICIT)	$ (16,831)	$ (8,596)
TOTAL LIABILITES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$ 299	$ 2,799

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months to April 30, 2010	Three months to April 30, 2009 (Restated)	Six months to April 30, 2010	Six months to April 30, 2009	Cumulative results of operations from October 14, 2008 (date of inception) to April 30, 2010
REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional Fees	$ (3,000)	$ (4,750)	$ (6,500)	$ (9,250)	$ (24,520)
Office and general	(1,435)	(1,515)	(1,735)	(2,285)	(6,661)

NET LOSS	$ (4,435)	$ (6,265)	$ (8,235)	$ (11,535)	$ (31,181)

Provision for income taxes	$ -	$ -	$ -	$ -	$ -
NET LOSS, after taxes	$ (4,435)	$ (6,265)	$ (8,235)	$ (11,535)	$ (31,181)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	9,552,500	9,300,000	9,552,500	9,043,094

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (October 14, 2008) TO April 30, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- November 6, 2008	9,300,000	$ 9,300	$ -	$ (4,300)	$ -	$ 5,000

Common stock issued at $0.02 per share.
- June 29, 2009	252,500	252	4,798			5,050
Subscription Received				4,300		4,300
Net Loss for the period ended October 31, 2009	-	-	-	-	(22,946)	(22,946)

Balance, October 31, 2009 (Audited)	9,552,500	9,552	4,798	-	(22,946)	(8,596)
Net Loss for the period ended April 30, 2010	-	-	-	-	(8,235)	(8,235)

Balance, April 30, 2010	9,552,500	9,552	4,798	-	(31,181)	(16,831)

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months to April 30, 2010	Three Months to April 30, 2009 (Restated)	Six Months to April 30, 2010	Six months to April 30,2009	October 14, 2008 (date of inception) to April 30, 2010

OPERATING ACTIVITIES
Net loss	$ (4,435)	$ (6,265)	$ (8,235)	$ (11,535)	$ (31,181)
Accrued Expenses	4,435	2,800	4,735	7,300	14,135
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(3,465)	(3,500)	(4,235)	(17,046)

FINANCING ACTIVITIES
Common Shares	-	-	-	5,000	14,350
Loans from related party	-	-	1,000	-	2,995

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,000	5,000	17,345

NET INCREASE (DECREASE) IN CASH	-	(3,465)	(2,500)	765	299

CASH, BEGINNING OF PERIOD	299	4,230	2,799	-	-

CASH, END OF PERIOD	$ 299	$ 765	$ 299	$ 765	$ 299

Cash paid for:

Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements.  The results of operations for the periods ended April 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The company has incurred losses since inception totalling $31,181.

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

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 9, 2010 and has determined that there are no events to disclose.

ECO ENERGY PUMPS, INC.

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

NOTE 4 - RESTATEMENT NOTE

Due to an accounting error reported in the Financial Statements of October 31, 2009, the Company has restated its Statement of Operations and Statement of Cash Flow as at April 30, 2009. The error was a timing difference that impacted the quarter but not the full year’s financial statements.  Office and General Expenses the Statement of Operations in the three months to April 30, 2009 was increased by $300.  This consequentially changed the Net Loss for the same period in the Statement of Cash Flow.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended April 30, 2010 we had $299 of cash on hand. We incurred operating expenses in the amount of $4,435 in the quarter ended April 30, 2010. These operating expenses were comprised of professional fees and office and general expenses.

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

As of April 30, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as April 30, 2010 and communicated the matters to our management.

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

Dated:  June 14, 2010

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

Dated:  June 14, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the three-month period ending April 30, 2010 of ECO ENERGY PUMPS, INC., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, John David Palmer, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  June 14, 2010