Form 10-K/A
period 2009-10-31
Eco Energy Pumps, Inc.
filed 2010-07-15
CIK 1458725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-A

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

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eco Energy Pumps Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Eco Energy Pumps Inc. (A Development Stage Company) as of October 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended October 31, 2009 and since inception on October 14, 2008 through October 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Energy Pumps Inc. (A Development Stage Company) as of October 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended October 31, 2009 and since inception on October 14, 2008 through October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the accompanying financial statements, the Company has restated its interim financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $21,651 for the year ended October 31, 2009, an accumulated deficit of $22,946 since inception, working capital deficit of $8,596 at October 31, 2009, and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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