Form 10-K/A
period 2009-10-31
Eco Energy Pumps, Inc.
filed 2010-07-22
CIK 1458725

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

The company had omitted to accrue Edgarsing Fees of $300 in each of the two above periods.

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

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. John David Palmer has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. Jeannette Aparecida da Silva has been appointed as a secretary without a term. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of John David Palmer, the Company’ sole officer and a director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
John David Palmer	57	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
Jeannette Aparecida da Silva	53	Secretary

John David Palmer has held his offices/positions since inception of our company and Jeannette Aparecida da Silva has held her position since May 1, 2009. Directors and secretary receive no compensation for serving on the Board of Directors

Background of officers and Directors

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

Jeannette Aparecida da Silva

Jeannette Aparecida da Silva has a bachelor degree in Business Administration and specialized in Accountancy. Mrs. Da Silva has more than 10 year experience in coordinator and management. For 7 years she was a Car Washer owner (from 1998 to 2004).

She worked as Human Resources Coordinator at Santander Bank from 2006 to 2007 and Agreement Negotiator at Claro Company from 2007 to 2008.

Since 2009 she has been a Coordinator at Start Fitness Academy.

Mr. Palmer and Mrs. Da Silva are not director neither secretary of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current director/officer and secretary. We have not entered into any employment agreements, as we currently do not have any employees other than the current director/officer and secretary.

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

There are no current employment agreements between the Company and its executive officer or secretary. Our executive officer has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

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

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Palmer and Mrs. Da Silva anticipate devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

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

                        Eco Energy Pumps, Inc.

BY:      /s/ John David Palmer

 ----------------------

John David Palmer

President, Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

/s/ Jeannette Aparecida da Silva

Jeannette Aparecida da Silva

Secretary

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

Date:  April 14, 2010

/s/ John David Palmer

------------------------------

John David Palmer

President, Treasurer, Principal Executive Officer,

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

Date: April 14, 2010

/s/ John David Palmer

 -------------------------------

John David Palmer

President, Treasurer, Principal Executive Officer,

Principal Financial Officer and Director