Form 10-Q
period 2010-07-31
Eco Energy Pumps, Inc.
filed 2010-09-03
CIK 1458725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-158203

ECO ENERGY PUMPS, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3550371
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 31, 2010, the registrant had 9,552,500 shares of common stock, $0.001 par value, issued and outstanding.

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2010	October 31, 2009
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$49	$2,799
TOTAL ASSETS	$49	$2,799

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,291	$9,400
Loans from Related Party	8,995	1,995
TOTAL CURRENT LIABILITIES	$22,286	$11,395

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,552,500 shares of common stock	$9,552	$9,552
Additional Paid in Capital	4,798	4,798
Deficit accumulated during the development stage	(36,587)	(22,946)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(22,237)	$(8,596)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$49	$2,799

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(October 14, 2008)
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009	To July 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,515	$300	$3,250	$2,585	$8,176
Professional Fees	3,891	3,000	10,391	12,250	28,411
Total Expenses	$5,406	$3,300	$13,641	$14,835	$36,587

NET LOSS	$(5,406)	$(3,300)	$(13,641)	$(14,835)	$(36,587)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,552,500	$9,390,570	9,552,500	9,330,522
The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (October 14, 2008) to July 31, 2010

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Balance, October 14, 2008	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on November 6, 2008	9,300,000	$9,300	$-	$(4,300)	$-	$5,000

Common Stock issued at $0.02
per share - June 29,2009	252,500	252	4,798			5,050

Subscription Received				4,300		4,300

Net loss for the period ended
October 31, 2009					(22,946)	(22,946)

Balance, October 31, 2009 (Audited)	9,552,500	$9,552	$4,798	$-	$(22,946)	$(8,596)

Net loss for the period ended
July 31, 2010	-	-	-	-	(13,641)	(13,641)

Balance, July 31, 2010	9,552,500	$9,552	$4,798	$-	$(36,587)	$(22,237)

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Nine months	Nine months	October 14, 2008
	ended	ended	(inception date) to
	July 31, 2010	July 31, 2009	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,641)	$(14,835)	$(36,587)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	$3,891	$5,600	$13,291

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(9,750)	$(9,235)	$(23,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	10,050	14,350
Loan from related party	7,000	-	8,995
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$7,000	$10,050	$23,345

NET INCREASE ( DECREASE) IN CASH	$(2,750)	$815	$49

CASH, BEGINNING OF PERIOD	$2,799	$-	$-

CASH, END OF PERIOD	$49	$815	$49

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements.  The results of operations for the periods ended July 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The company has incurred losses since inception totalling $36,587.

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

ECO ENERGY PUMPS, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 4 ~~3~~ - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

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

Plan of Operation

The Company has not yet generated any revenue from its operations since the date of inception.  As of the fiscal quarter ended July 31, 2010 we had $49 of cash on hand and incurred operating expenses in the amount of $5,406. In the quarter ended July 31, 2009 we had incurred operating expenses in the amount of $3,300. During the nine months period ended July 31, 2010 the total operating expenses were in the amount of $13,641. In the nine months period ended July 31, 2009 the total operating expenses were in the amount of $14,835. Since inception we have incurred operating expenses of $36,587. These operating expenses were comprised of professional fees and office and general expenses.

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

As of July 31, 2010 the Company received advances from shareholders and related parties in the amount of $ 8,995 to pay for incorporation costs and filing fees. The amount due to the shareholders and related parties are unsecured, non-interest bearing, and due on demand.

If Eco Energy Pumps is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek more additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Eco Energy Pumps having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Eco Energy Pumps is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Eco Energy Pumps cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Eco Energy Pumps common stock would lose all of their investment.

Over the 12 month period starting upon the end of the sale of our stock, our company must raise capital and start its sales. The first stage of our operations over this period is to develop the prototype of our exclusive solar pump system and make all the adjustments necessary to assure high quality. We expect to complete this step within 120 days after we raise enough funds to implement our business plan.

The second stage is to develop our company’s website with detailed information and animated demonstrations of our unique pump system. We expect to complete this step in 180 days after we raise enough funds to implement our business plan.

The third stage consists in our product Marketing and Sales campaign including: finding a storage space and buying pump supplies; exposition in Trade Shows across North America; distribution of flyers and brochures and demonstration of our products to non-governmental and governmental Institutions that are funding the development of extraction and delivery of water and sanitation in Africa and in development stage countries in general. We expect to be fully operational within 360 days after we raise enough funds to implement our business plan.

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

As of July 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as July 31, 2010 and communicated the matters to our management.

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

Dated:  September 3, 2010

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

Dated:  September 3, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the three-month period ending July 31, 2010 of ECO ENERGY PUMPS, INC., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, John David Palmer, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  September 3, 2010