Form 10-Q/A
period 2010-01-31
Eco Energy Pumps, Inc.
filed 2010-11-29
CIK 1458725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note: This Amendment No. 1 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, which was originally filed with the SEC on April 29, 2010.  We are filing this Amendment No. 1 on Form 10-Q/A to amend the information under Item 9A. and 9(A)(T) Controls and Procedures.

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2010

BALANCE SHEET

STATEMENT OF OPERATION

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

BALANCE SHEET

	January 31, 2010	October 31, 2009 (unaudited)
ASSETS
Trust Account	299	2,799
CURRENT ASSETS	299	2,799
TOTAL ASSETS	$299	$2,799

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued Expenses	9,700	9,400
Loans from Related Party	2,995	1,995
TOTAL CURRENT LIABILITIES	$12,695	$11,395

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,552,500 shares of common stock	9,552	9,552
Additional Paid in Capital	4,798	4,798
Accumulated Deficit during development stage	(26,746)	(22,946)
TOTAL STOCKHOLDER’S EQUITY/(DEFICIT)	$(12,396)	$(8,596)
TOTAL LIABILITES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$299	$2,799

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

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (October 14, 2008) TO January 31, 2010

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total

Common stock issued for cash at $0.001 per share
- November 6, 2008	9,300,000	$9,300	$-	$(4,300)	$-	$5,000

Common stock issued at $0.02 per share.
- June 29, 2009	252,500	252	4,798			5,050
Subscription Received				4,300		4,300
Net Loss for the period ended October 31, 2009	-	-	-	-	(22,946)	(22,946)

Balance, October 31, 2009 ( unaudited )	9,552,500	9,552	4,798	-	(22,946)	(8,596)
Net Loss for the period ended January 31, 2010	-	-	-	-	(3,800)	(3,800)
Balance, January 31, 2010	9,552,500	9,552	4,798	-	(26,746)	(12,396)

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Three Months to January 31, 2010	Three months to January 31,2009	October 14, 2008 (date of inception) to January 31, 2010

OPERATING ACTIVITIES
Net loss	$(3,800)	$(5,270)	$(26,746)
Accrued Expenses	300	4,500	9,700
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,500)	(770)	(17,046)

FINANCING ACTIVITIES
Common Shares	-	5,000	14,350
Loans from related party	1,000	-	2,995

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	5,000	17,345

NET INCREASE (DECREASE) IN CASH	(2,500)	4,230	299

CASH, BEGINNING OF PERIOD	2,799	-	-

CASH, END OF PERIOD	$299	$4,230	$299

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

NOTE 2 - GOING CONCERN

The company has incurred losses since inception totaling $26,746.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal  financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended October 30, 2009, the Company’s principal executive officer and principal financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.                Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.               Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:


    Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.


    Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended October 30, 2009, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of October 30, 2009. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January  30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 4. (Removed and Reserved)

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

ECO ENERGY PUMPS, INC.

By:   /s/ Jun Liu_____________
     Name:  Jun Liu
     Title:  Chief Executive Officer

(principal executive officer)

By:   /s/ Zhengying Li_________
     Name:  Zhengying Li
     Title:  Chief Financial Officer

(principal accounting officer)

Dated: November 29, 2010