Form 10-Q/A
period 2010-04-30
Eco Energy Pumps, Inc.
filed 2010-11-29
CIK 1458725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q-A
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

Explanatory Note: This Amendment No. 1 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, which was originally filed with the SEC on June  14, 2010.  We are filing this Amendment No. 1 on Form 10-Q/A to amend the information under Item 4 Controls and Procedures.

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATION

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

BALANCE SHEETS

	April 30, 2010	October 31, 2009 (unaudited)

ASSETS
Trust Account	299	2,799
CURRENT ASSETS	299	2,799
TOTAL ASSETS	$299	$2,799

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued Expenses	14,135	9,400
Loans from Related Party	2,995	1,995
TOTAL CURRENT LIABILITIES	$17,130	$11,395

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,552,500 shares of common stock	9,552	9,552
Additional Paid in Capital	4,798	4,798
Accumulated Deficit during development stage	(31,181)	(22,946)
TOTAL STOCKHOLDER’S EQUITY/(DEFICIT)	$(16,831)	$(8,596)
TOTAL LIABILITES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$299	$2,799

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months to April 30, 2010	Three months to April 30, 2009 (Restated)	Six months to April 30, 2010	Six months to April 30, 2009	Cumulative results of operations from October 14, 2008 (date of inception) to April 30, 2010
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	$(3,000)	$(4,750)	$(6,500)	$(9,250)	$(24,520)
Office and general	(1,435)	(1,515)	(1,735)	(2,285)	(6,661)

NET LOSS	$(4,435)	$(6,265)	$(8,235)	$(11,535)	$(31,181)

Provision for income taxes	$-	$-	$-	$-	$-

NET LOSS, after taxes	$(4,435)	$(6,265)	$(8,235)	$(11,535)	$(31,181)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	9,552,500	9,300,000	9,552,500	9,043,094

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (October 14, 2008) TO April 30, 2010

	Common Stock				Deficit Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	During the Development Stage	Total

Common stock issued for cash at $0.001 per share - November 6, 2008	9,300,000	$9,300	$-	$(4,300)	$-	$5,000

Common stock issued at $0.02 per share. - June 29, 2009	252,500	252	4,798			5,050
Subscription Received				4,300		4,300
Net Loss for the period ended October 31, 2009	-	-	-	-	(22,946)	(22,946)

Balance, October 31, 2009 (unaudited)	9,552,500	9,552	4,798	-	(22,946)	(8,596)
Net Loss for the period ended April 30, 2010	-	-	-	-	(8,235)	(8,235)

Balance, April 30, 2010	9,552,500	9,552	4,798	-	(31,181)	(16,831)

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months to April 30, 2010	Three Months to April 30, 2009 (Restated)	Six Months to April 30, 2010	Six months to April 30,2009	October 14, 2008 (date of inception) to April 30, 2010

OPERATING ACTIVITIES
Net loss	$(4,435)	$(6,265)	$(8,235)	$(11,535)	$(31,181)
Accrued Expenses	4,435	2,800	4,735	7,300	14,135

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(3,465)	(3,500)	(4,235)	(17,046)

FINANCING ACTIVITIES
Common Shares	-	-	-	5,000	14,350
Loans from related party	-	-	1,000	-	2,995

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,000	5,000	17,345

NET INCREASE (DECREASE) IN CASH	-	(3,465)	(2,500)	765	299

CASH, BEGINNING OF PERIOD	299	4,230	2,799	-	-

CASH, END OF PERIOD	$299	$765	$299	$765	$299

Cash paid for:
Interest		$-	$-	$-	$-

Income taxes		$-	$-	$-	$-

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

By:   /s/ Jun Liu
     Name:  Jun Liu
     Title:  Chief Executive Officer

(principal executive officer)

By:   /s/ Zhengying Li
     Name:  Zhengying Li
     Title:  Chief Financial Officer

(principal accounting officer)

Dated:  November 29, 2010