Form 10-Q/A
period 2010-07-31
Eco Energy Pumps, Inc.
filed 2010-11-29
CIK 1458725

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

Explanatory Note: This Amendment No. 1 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, which was originally filed with the SEC on September 3, 2010.  We are filing this Amendment No. 1 on Form 10-Q/A to amend the information under Item 4 Controls and Procedures.

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
		(Unaudited)

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

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(October 14, 2008)
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009	To July 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,515	$300	$3,250	$2,585	$8,176
Professional Fees	3,891	3,000	10,391	12,250	28,411
Total Expenses	$5,406	$3,300	$13,641	$14,835	$36,587

NET LOSS	$(5,406)	$(3,300)	$(13,641)	$(14,835)	$(36,587)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$9,552,500	$9,390,570	$9,552,500	$9,330,522

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

NOTE 4 - SUBSEQUENT EVENTS

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

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