Form 10-K/A
period 2010-10-31
Eco Energy Pumps, Inc.
filed 2010-11-29
CIK 1458725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-A
(Amendment No. 3)

☒  ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    October 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of October 31, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $14,350.

Explanatory Note: This Amendment No. 3 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, which was originally filed with the SEC on April 15, 2009.  The first amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, was filed on July 15, 2010 for the purpose of including the correct information in the report of the Registrant’s independent public accountant. The second amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, was filed on July 22, 2010 for the purpose of including the correct information in Item 10. Directors, Executive Officers and Corporate Governance and Item 13. Directors, Executive Officers and Corporate Governance and to make the necessary corresponding changes to the signature page thereto.  We are filing this Amendment No. 3 on Form 10-K/A solely to amend the information under Item 9A. and 9(A)(T) Controls and Procedures and to correct the dates and titles of the certifications included herein.

TABLE OF CONTENTS

Page Number

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	29

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
Seale and Beers, CPAs
Las Vegas, Nevada
April 9, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2009

BALANCE SHEET

STATEMENT OF OPERATION

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

BALANCE SHEET

October 31, 2009 (Audited)

ASSETS
Trust Account	2,799
CURRENT ASSETS	2,799
TOTAL ASSETS	$2,799

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued Expenses	9,400
Loans from Related Party	1,995
TOTAL CURRENT LIABILITIES	$11,395

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,552,500 (9,300,000 in Oct 31, 2008) shares of common stock	9,552
Additional Paid in Capital	4,798
Subscription Receivable	-
Accumulated Deficit during development stage	(22,946)
TOTAL STOCKHOLDER’S EQUITY/(DEFICIT)	$(8,596)
TOTAL LIABILITES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$2,799

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

Audited

	Twelve months to October 31, 2009	Cumulative results of operations from October 14, 2008 (date of inception) to October 31, 2009
REVENUE	$-	$-

OPERATING EXPENSES
General and Administration	$(21,651)	$(22,946)

NET LOSS	$(21,651)	$(22,946)

Provision for income taxes	$-	$-

NET LOSS, after taxes	$(21,651)	$(22,946)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	9,388,697

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

The accompanying notes are an integral part of these financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
Audited

	Twelve Months to October 31, 2009	October 14, 2008 (date of inception) to October 31, 2009

OPERATING ACTIVITIES
Net loss	$(21,651)	$(22,946)
Expense paid by Shareholder	-	1,295
Accrued Expenses	9,400	9,400

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,251)	(12,251)

FINANCING ACTIVITIES
Common Shares	14,350	14,350
Loans from related party	700	700

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,050	15,050

NET INCREASE (DECREASE) IN CASH	2,799	2,799

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$2,799	$2,799

Supplemental Non-Cash Disclosures:
Expense Paid by Shareholder	$-	$1,295

Income taxes	$-	$-

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

The components of the Company’s deferred tax assets/liabilities are as follows:

	As of October 31
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	22,946	1.295
Total deferred tax assets	22,946	1,295

Net deferred tax assets before valuation allowance	22,946	1,295
Less: Valuation allowance	(22,946)	(1,295)
Net deferred tax assets	$0	$0

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

The date of issuance of 9,300 shares of Common Stock was previously stated as at October 14, 2008 instead of November 6, 2008.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Seale and Beers, CPAs, PCAOB & CPAB Registered Auditors, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officers has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

·
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

·
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of October 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of October 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  April __, 2010