Form 10-K/A
period 2009-10-31
Eco Energy Pumps, Inc.
filed 2011-01-05
CIK 1458725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.4)

☒ ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    October 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Explanatory Note: This Amendment No. 4 on 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, which was originally filed with the SEC on April 15, 2009.  The first amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, was filed on July 15, 2010 for the purpose of including the correct information in the report of the Registrant’s independent public accountant. The second amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, was filed on July 22, 2010 for the purpose of including the correct information in Item 10. Directors, Executive Officers and Corporate Governance and Item 13. Directors, Executive Officers and Corporate Governance and to make the necessary corresponding changes to the signature page thereto. The third amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, was filed on November 29, 2010 for the purpose of amending the information under Item 9A. and 9(A)(T) Controls and Procedures and to correct the dates and titles of the certifications included herein. We are filing this Amendment No. 4 on Form 10-K/A solely to amend the information under Item 9A. Controls and Procedures and to correct the date of the certifications included herein.

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

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officers has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

ECO ENERGY PUMPS, INC.

By: /s/ Jun Liu
     Name:  Jun Liu
     Title:  Chief Executive Officer and Director

(principal executive officer)

By: /s/ Zhengying Li
     Name:  Zhengying Li
     Title:  Chief Financial Officer and Director

(principal accounting officer)

Dated: January 4, 2010