Form 10-Q
period 2011-01-31
Eco Energy Pumps, Inc.
filed 2011-03-22
CIK 1458725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 001-34731

ECO ENERGY PUMPS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3550371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street, Carson City, Nevada 89703-4934
(Address of principal executive offices)

(775) 284 3713
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 21, 2011, the registrant had 2,267,320 shares of common stock, $0.001 par value, issued and outstanding.

ECO ENERGY PUMPS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2O11 AND 2010
(Stated in US Dollars)

Unaudited

ECO ENERGY PUMPS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2011, AND OCTOBER 31 , 2010
(Stated in US Dollars)

	Note	January 31, 2011	October 31, 2010
		(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents		$13,938	$9,106
Trade receivables		2,040,461	2,735,326
Receivables from directors	6	82,285	-
Receivable from a related company	6	171,360	212,671
Other receivables		112,496	302,217
Prepaid expenses		-	218,407
Deposit		10,912	2,998
Deposit for acquisition of a company	5	1,822,794	-
Advances to suppliers		259,842	-
Inventories		173,154	13,782

Total current assets		$4,687,242	$3,494,507
Property, plant and equipment, net	4	1,399,379	1,407,458

TOTAL ASSETS		$6,086,621	$4,901,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables		$29,296	$33,335
Advances from customers		87,105	32,139
Other payables		2,124	-
Sale commission payable		17,894	28,612
Payables to related parties	6	41,649	25,369
Payables to key management	6	-	34,477
Accrued expenses		1,391	15,129
VAT payable		1,603,230	1,112,760
Income tax payables		662,583	525,358
Other tax payables		143,565	77,893

TOTAL LIABILITIES		$2,588,837	$1,885,072

Commitments and contingencies		$-	$-

STOCKHOLDERS’ EQUITY
Preferred stock at $0.001 par value; 10,000,000 shares authorized Nil share issued and fully paid		$-	$-
Common stock at $0.001 par value; 300,000,000 shares authorized; 36,001,083 shares issued and outstanding at January 31, 2011 and October 31, 2010	7	$36,001	$36,001
Additional paid-in capital	7	1,347,261	1,347,261
Retained earnings		1,945,055	1,557,885
Accumulated other comprehensive income		169,467	75,746

		$3,497,784	$3,016,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$6,086,621	$4,901,965

See accompanying notes to consolidated financial statements

ECO ENERGY PUMPS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

		For the three months ended
	Note	January 31, 2011	January 31, 2010

Net revenues		$2,779,504	$-
Cost of net revenues		(1,469,844)	-

Gross profit		$1,309,660	$-

Operating expenses:
Selling		(388,925)	-
General and administrative		(402,354)	(3,800)

Income (loss) from operation		$518,381	$(3,800)
Interest income		7	-
Interest expenses		(1,875)	-
Other expenses		(286)	-

Income (loss) before income taxes		$516,227	$(3,800)

Income taxes	9	(129,057)	-

Net income (loss)		$387,170	$(3,800)

Foreign currency translation adjustment		93,721	-

Comprehensive income (loss)		$480,891	$(3,800)

Weighted average number of shares outstanding:
Basic and diluted	10	36,001,083	9,552,500

Earning (loss) per share:
Basic and diluted	10	$0.01	$(0.00)

See accompanying notes to consolidated financial statements

ECO ENERGY PUMPS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED JANUARY 31, 2011 AND FOR THE PERIOD ENDED OCTOBER 31, 2010
(Stated in US Dollars)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance, June 3, 2010	$32,400	1,373,099	-	-	1,405,499
Reverse merger	3,601	(25,838)	-	-	(22,237)
Net income	-	-	1,557,8851,557,885	-	1,557,885
Foreign currency translation adjustment	-	-	-	75,746	75,746

Balance, October 31, 2010	$36,001	1,347,261	1,557,885	75,746	3,016,893

Balance, November 1, 2010	$36,001	1,347,261	1,557,885	75,746	3,016,893
Net income	-	-	387,170	-	387,170
Foreign currency translation adjustment	-	-	-	93,721	93,721

Balance, January 31, 2011	$36,001	1,347,261	1,945,055	169,467	3,497,784

See accompanying notes to consolidated financial statements

ECO ENERGY PUMPS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

	For the three months ended
	January 31, 2011	January 31, 2010
Cash flows from operating activities
Net income (loss)	$387,170	$(3,800)
Depreciation	26,614	-

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Trade receivables	724,833	-
Other receivables	241,580	-
Inventories	(157,769)	-
Prepaid expenses	219,348	-
Sales commission payable	(11,001)	-
Trade payables	(4,444)	-
Advances from customers	54,052	-
Accrued expenses	(13,816)	300
VAT payables	471,388	-
Income tax payables	129,057	-
Other tax payables	64,056	-
Advances to suppliers	(257,527)	-
Other payables	2,105	-
Deposit	(7,804)	-

Net cash provided by (used in) operating activities	$1,867,842	$(3,500)

Cash flows from investing activities
Receivable from a related company	$43,754	$-
Payables to related parties	15,800	1,000
Advances from key management	(34,626)	-
Amounts due from directors	(81,552)	-
Deposit paid for investment	(1,806,549)	-

Net cash provided by (used in) investing activities	$(1,863,173)	$1,000

Cash flows from financing activities

Net cash provided by financing activities	$-	$-

Net cash and cash equivalents sourced (used)	$4,669	$(2,500)

Effect of foreign currency translation on cash and cash equivalents	163	-

Cash and cash equivalents–beginning of period	9,106	2,799

Cash and cash equivalents–end of period	$13,938	$299

See accompanying notes to consolidated financial statements

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
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

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through January 31, 2011.  The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place & Date of Incorporation	Equity Interest Attributable to the Company (%)	Common Stock/ Registered Capital ($)	Registered Capital (RMB)

DLT International Limited (“DLT”)	BVI/March 18, 2010	100	$50,000	N/A

Dalei Vehicle Inspecting Technology (Shen Zhen) Co., Ltd (“Dalei”)	PRC/June 3, 2010	100	$730,855	RMB 5,000,000

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

January 31, 2011
Consolidated balance sheet	RMB 6.5833 to US$1.00

Consolidated statements of income and
comprehensive income	RMB 6.6425 to US$1.00

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

Outstanding accounts balances are reviewed individually for collectability. The Company does not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the three months ended January 31, 2011 and 2010 were $28,343 and nil respectively.

(l)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the three months ended January 31, 2011 and 2010 were $3,764 and nil respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the period ended January 31, 2011 was 25%.

(n)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC.  No bank deposit was maintained at January 31, 2011.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Recently implemented standards (Continued)

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of January 31, 2011. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of January 31, 2011, all the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended January 31, 2011, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of January 31, 2011 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Group does not require collateral from customers or debtors.

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

3.       CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS  (Continued)

For the three months ended January 31, 2011, the following customers accounted for 10% or more of the Group’s revenue.

For the
three months ended
January 31, 2011

Customer A	302,378
Customer B	283,077
Customer C	302,378
Customer D	283,077
Customer E	283,077

At January 31, 2011, the following customers accounted for 10% or more of the Group’s accounts receivable:

January 31, 2011

Customer A	235,444
Customer B	212,659
Customer C	205,064

4.      PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	January 31, 2011	October 31, 2010
At cost
Buildings	$702,742	$693,491
Machinery & equipment	757,295	747,326
Office equipment	1,975	1,949
Less: accumulated depreciation	(62,633)	(35,308)

	$1,399,379	$1,407,458

Depreciation expense included in the general and administrative expenses for the three months ended January 31, 2011 and 2010 were $26,614 and nil respectively.

5.      DEPOSIT FOR ACQUISITION OF A COMPANY

Dalei entered into the agreement dated November 5, 2010 for acquisition of a company with the consideration of $1,822,794. The consideration has been fully paid during the three months ended January 31, 2011 but the acquisition process has not yet been completed. Dalei further entered into the supplementary agreement dated March 18, 2011 to extend the completion to the end of June 2011.

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

6.       RELATED PARTY TRANSACTIONS

In the normal course of its business, the Group carried out the following related party transactions during the period ended January 31, 2011 and 2010.

(b)	Related party receivables and payables

Amounts receivable from and payable to related parties as of January 31, 2011 and October 31, 2010 are summarized as follows:

		January 31,	October 31,
	Common shareholder	2011	2010
Amount due from a related party:
Shenzhen Dalei Transportation Technology Co., Ltd	Mr. Zhang Xiuliang	$79,438	$212,671
Hefei Dalei Technology Co., Ltd	Mr. Zhang Xiuliang	91,922	-

		$171,360	$212,671

Amounts due to related companies:
Shenzhen Dalei Software Technology Co., Ltd	Mr. Zhang Xiuliang	$41,649	$18,647
Hefei Dalei Technology Co., Ltd	Mr. Zhang Xiuliang	-	6,722

		$41,649	$25,369

Balances with related parties represent advances to or loans from the respective related party. These balances were interest free, unsecured and repayable on demand. It was expected that the balances would be received or repaid within one year.

(c)	Receivables from directors

	January 31,	October 31,
	2011	2010

Amounts due from the directors:
Zhang Xiuliang	$79,413	$-
Liu Jun	2,872	-

	$82,285	$-

Amounts due from the directors are unsecured, interest-free, and repayable on demand.

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

6.       RELATED PARTY TRANSACTIONS (Continued)

(d)	Payable to key management

	January 31,	October 31,
	2011	2010

Amounts due to the key management:
Liu Jun	$-	$23,984
Li Zhengying	-	10,493

	$-	$34,477

Amounts due to the key management are unsecured, interest-free, and repayable on demand.

7.       CAPITALIZATION

As a result of the Group’s reverse-merger on October 25, 2010, the Group’s capital structure has been changed. The number of common stock was 36,001,083 after reverse-merger. The common stock is $36,001 with paid-in capital $1,347,262.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9.       INCOME TAXES

The Company is registered in the State of Nevada whereas its subsidiary, DLT being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, Dalei (see note 1).

DLT was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

The subsidiary, Dalei, being registered in the PRC, is subject to PRC’s Enterprise Income Tax (“EIT”). PRC EIT rate was 25% for the period ended January 31, 2011.

Income before income tax expenses of $516,227 for the period ended January 31, 2011, was attributed to operations in China. Income tax expense related to China income for the period ended January 31, 2011, was $129,057.

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

9.       INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the three months ended
	January 31, 2011	January 31, 2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	-
PRC Enterprise Income Tax	25%	-

Provision for income tax	25%	34%

No deferred tax has been provided as there are no material temporary differences arising for the period ended January 31, 2011.

The Company did not have any interest and penalty recognized in the income statements for the period ended January 31, 2011 or balance sheet as of January 31, 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

10.      EARNING (LOSS) PER SHARE

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

	For the three months ended
	January 31, 2011	January 31, 2010

Net income (loss)	$387,170	$(3,800)

Weighted-average shares of common stock outstanding:
Basic and diluted	36,001,083	9,552,500

Earning (loss) per share:
Basic and diluted	$0.01	$(0.00)

ECO ENERGY PUMPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Stated in US Dollars)

11.      SUBSEQUENT EVENTS

Dalei has entered into the agreement dated November 5, 2010 and the supplementary agreement dated March 18, 2011 for acquisition of a company. The acquisition is expected to be completed before the end of June 2011.

The Company has evaluated all other subsequent events through March 22, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview

Eco Energy Pumps, Inc. ("Eco Energy Pumps", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on October 14, 2008 and established a fiscal year end of October 31.

On October 25, 2010, the Company acquired DLT International Limited. DLT International Limited (the “DLT”) was incorporated under the laws of the British Virgin Islands on March 18, 2010 and currently operates through one operating company located in People’s Republic of China (the PRC): Dalei Automobile Testing Technology (Shenzhen) Co., Ltd. (“Dalei”).  Dalei was incorporated under the laws of the PRC as a limited company on June 3, 2010.  Dalei is a vehicle inspecting technology provider in the PRC.

For the first quarter ended January 31, 2011, we generated revenues of $2,779,504 from the sales of vehicle inspecting machines to a number of customers.

Our gross profit margin during the first quarter ended January 31, 2011 was 47.1%. During the first quarter, our cost of sales of testing equipment consists of purchasing machinery and equipment, outsourced instrumentation and control pane, software, freight, and installation.

Selling, general and administrative expenses for the first quarter ended January 31, 2011 was $791,279 or 28.5% of net sales. Selling, general and administrative expenses consist primarily of payroll.

Income from operations for the first quarter ended January 31, 2011 was $518,381, and net income after income taxes for the same period was $387,170.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter ended January 31, 2011, the effect of converting our financial results to Dollars was to add $93,721 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, and cash flow from operations.  We believe our cash on hand, future funds from operations and borrowings from our related parties will be sufficient to fund our cash requirements for at least the next twelve months.

We ended the first quarter with $13,938 of cash and cash equivalents.  The following table sets forth a summary of our cash flows for the periods indicated:

The Quarter Ended January 31, 2011	2011

Net cash provided by operating activities	$1,867,842
Net cash used in investing activities	(1,863,173)
Net cash provided by financing activities	-
Effect of foreign currency translation	163

Net change in cash	$13,938

Operating Activities – For the quarter ended January 31, 2011, net cash provided by operating activities was $1,867,842. This is primarily attributable to (i) our net income of $387,170; (ii) decrease in net trade receivables of $724,833; (iii) decrease in other receivables of $241,580 and (iv) increase in VAT payable of $471,388.

Investing Activities – Net cash used in investing activities for the first quarter 2011 was $1,863,173.  This is primarily attributable to a deposit of $1,806,549 paid for an acquisition of a company which is expected to be completed before the end of June 2011.

Financing Activities – No cash from financing activity is recorded during the first quarter 2011.

Future Capital Requirements – We had cash on hand of $13,938 at January 31, 2011. We did not expect any material capital expenditures for fiscal 2011.

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

Capital Expenditure

We did not have any capital expenditures except a deposit payment for an acquisition of a company during the first quarter ended January 31, 2011.

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

Outstanding accounts balances are reviewed individually for collectability. The Company does not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

Recent Accounting Pronouncements

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

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal  financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended October 31, 2010, the Company’s principal executive officer and principal financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

●
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

●
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended October 31, 2010, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of October 31, 2010. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the registrant or has a material interest adverse to the registrant.

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

* Filed herewith

*
As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AmbiCom Holdings, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 22, 2011

ECO ENERGY PUMPS, INC.

By:	/s/ Jun Liu
Name: Jun Liu
Title: Chief Executive Officer, Director (principal executive officer)

By:	/s/ Zhengying Li
Name: Zhengying Li
Title: Chief Financial Officer , Director (principal accounting officer)

By:	/s/ Xiuliang Zhang
Name: Xiuliang Zhang
Title:Chairman, President