Form 10-Q
period 2011-04-30
Eco Energy Pumps, Inc.
filed 2013-02-13
CIK 1458725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 13, 2013, the registrant had 9,552,500 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note: The Registrant has filed this form 10-Q for the quarterly period ending April 30, 2011 taking into account the rescission agreement between the Registrant and DLT International, Ltd. on August 22, 20011.  Accordingly, the financial statements reported herein reflect the Registrant’s financial statements as if said transaction had never occurred.

Eco Energy Pumps, Inc.
 Balance Sheets

	April 30, 2011	October 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$49

Total Current Assets	-	49

Total Assets	$-	$49

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$13,290	$13,290
Advances from related party	71,916	8,995

Total Current Liabilities	85,206	22,285

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock at $0.001 par value: 75,000,000 shares authorized, 9,552,500 shares issued and outstanding	9,552	9,552
Additional paid-in capital	4,798	4,798
Accumulated deficit	(99,556)	(36,586)

Total Stockholders' Deficit	(85,206)	(22,236)

Total Liabilities and Stockholders' Deficit	$-	$49

See accompanying notes to consolidated financial statements

Eco Energy Pumps, Inc.
 Statements of Operations

	For the Three Months		For the Six Months
	Ended	Ended	Ended	Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	5,000	4,435	12,970	8,235

Total operating expenses	5,000	4,435	12,970	8,235

INCOME (LOSS) FROM OPERATIONS	(5,000)	(4,435)	(12,970)	(8,235)

OTHER (INCOME) EXPENSE:
Recission payment	50,000	-	50,000	-

Total other (income) expense	50,000	-	50,000	-

LOSS BEFORE INCOME TAX PROVISION	(55,000)	(4,435)	(62,970)	(8,235)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(55,000)	$(4,435)	$(62,970)	$(8,235)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	9,552,500	9,552,500	9,552,500	9,552,500

See accompanying notes to consolidated financial statements

Eco Energy Pumps, Inc.
Statement of Stockholders' Deficit
For the Interim Period Ended April 30, 2011
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, October 31, 2009	9,552,500	$9,552	$4,798	$(22,946)	$(8,596)

Net loss				(13,640)	(13,640)

Balance, October 30, 2010	9,552,500	9,552	4,798	(36,586)	(22,236)

Net loss				(62,970)	(62,970)

Balance, April 30, 2011	9,552,500	$9,552	$4,798	$(99,556)	$(85,206)

See accompanying notes to consolidated financial statements

Eco Energy Pumps, Inc.
 Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,970)	$(8,235)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	-	4,735

NET CASH USED IN OPERATING ACTIVITIES	(62,970)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advance	62,921	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,921	1,000

NET CHANGE IN CASH	(49)	(2,500)

Cash at beginning of period	49	2,799

Cash at end of period	$-	$299

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to consolidated financial statements

ECO ENERGY PUMPS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of April 30, 2011 and for the
Three and Six Months Ended April 30, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Note 1 – Organization and Operations

Eco Energy Pumps, Inc. (“Eco” or the “Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.

The Company originally intended to develop a very efficient water pump powered by solar energy. Its main differential was to be the exclusive rotary style positive flow pump, which would have been able to pump water continually with no waste of energy. However, the Company was unable to develop this water pump and therefore on October 25, 2010, the Company entered into an agreement with DLT International Ltd., a British Virgin Islands company whereby the Company acquired all of the issued and outstanding capital stock of DLT in exchange for 2,267,320 newly issued shares of Common Stock.

Subsequent to this transaction the Company consummated a rescission agreement with DLT International Limited whereby the Parties agreed to rescind that certain agreement, dated October 25, 2010.   The rescission agreement was intended to void, ab initio, the original agreement, treating the original agreement as invalid from the outset. Accordingly, both the Company and DLT mutually agreed to release each other of all respective obligations under the Agreement. As a result of the recession, these financial statements have been presented as though the transaction never occurred or impacted the balance sheets, statements of operations, statement of stockholders deficit or statements of cash flows.

The Company is currently inactive.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free interest rate(s); income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Fiscal Year End

The Company elected January 31 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended April 30, 2011 or 2010.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

There were no potentially dilutive shares outstanding for the interim period ended April 30, 2011 or 2010.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Financial Condition

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at April 30, 2011 and had a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder’ Deficit

Shares Authorized

Upon formation the Company is authorized to issue 75,000,000 shares Common Stock, par value $0.001.

Note 5 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

During the six months ended April 30, 2011 and 2010, the related party advanced $62,921 and $1,000 to the Company for working capital purposes, respectively.

Free Office Space

The Company has been provided office space by the above related party at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

On October 25, 2010, the Company consummated a Securities Exchange Agreement (the “Exchange Agreement”) with DLT International Ltd., a British Virgin Islands company (“DLT”), and the stockholders of DLT (the “DLT Stockholders”) whereby the Registrant acquired all of the issued and outstanding capital stock of DLT in exchange (the “Exchange”) for 2,267,320 newly issued shares of Common Stock (the “Common Exchange Shares”).

On August 22, 2011, Eco Energy Pumps, Inc. (the “Company”) entered into a Rescission and Exchange Agreement (“Rescission Agreement”) with DLT, KME Investments Group Limited, the principal shareholder of the Company (“KME”), and John David Palmer (the “Shareholder”, collectively with KME, DLT and the Company, the “Parties”), whereby the Parties agreed to terminate and rescind the Exchange Agreement.

Pursuant to the Rescission Agreement, the Parties have agreed to rescind the Exchange Agreement and unwind the transactions contemplated thereby as if they never occurred, subject to the terms and conditions set forth in the Rescission Agreement. DLT returned the Exchanged Shares to the Company and the Company agreed to re-issue the Retired Stock to the Shareholder. The Rescission Agreement contains customary representations, warranties and covenants for like transactions.

Plan of Operation

The Company has not yet generated any revenue from its operations since the date of inception. As of the fiscal quarter ended April 30, 2011 we had no cash on hand and incurred operating expenses in the amount of $5,000.  In the quarter ended April 30, 2010 we had incurred operating expenses in the amount of $5,000.  During the six months period ended April 30, 2011 the total operating expenses were in the amount of $12,970.  These operating expenses were comprised of professional fees and office and general expenses.

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

As of April 30, 2011, the Company received advances from shareholders, contract vendees and related parties in the amount of $62,921 to pay for incorporation costs, filing fees and the costs associated with rescinding the transaction with DLT.  The amount due to related parties are unsecured, non-interest bearing, and due on demand.

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek more additional funds through debt financing, which would be very difficult for a new development stage company to secure. However, if such financing were available, because Eco Energy Pumps is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. We have previous been provided with funding from related parties. However, there is no contract in place or written agreement securing these agreements.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

* As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Eco Energy Pumps, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 13, 2013

ECO ENERGY PUMPS, INC.

By:    /s/ John David Palmer
     Name:  John David Palmer
     Title:    President, Chief Executive Officer,
                  Chief Financial Officer, Director
                  (principal executive officer and principal accounting officer)